Form 10-Q
period 1995-09-30
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 1995-11-09
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                 FORM 10Q


For the Quarter Ended June 30, 1995, Commission file number:  33-
18688

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)


ARIZONA                                   86-0602485
(State or other jurisdiction of         (I.R.S. Employer Identi-
incorporation organization)             fication No.)


3420 E. Shea Blvd., Suite 111, Phoenix, Arizona         85028
(Address of principal executive offices)               (Zip Code)


Registrant's Telephone Number, Including
Area Code:                                        (602) 996-3420



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]                      No

                 TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                              BALANCE SHEET
                        As of September 30, 1995


                                                        Balance
                                                 ==============

============= Assets ==================
Checking-BankOne #01792118                                98.72
Contributions Receivable-Tessier Properties           25,000.47
Contributions Receivable-Herve J.R. Tessier              252.53
                                                  -------------
Total Current Assets                                  25,351.72


Land-Acq.#1/Baseline & 32nd Street                 1,347,632.94
Land-Acq.#2/Casa Grande                            1,310,550.18
                                                  -------------
Total Land Held for Investment                     2,658,183.12


Prepaid Legal                                          5,800.00
Organizational Costs                                  30,135.74
Loan Origination Fee                                  38,000.00
Loan Fees-Modification Agreement                      10,529.79
Syndication Costs-Commission                         239,856.00
Syndication Costs-Legal                               62,932.39
Syndication Costs-Other                               98,791.09
Syndication Costs-Due Dilligence                      22,312.13
Accum. Amort.-Organization Costs                     -30,135.74
Accum. Amort.-Loan Fees                              -38,000.00
Accum. Amort.-Modification Agreement Costs           -10,529.79
                                                  -------------
Total Other Assets                                   429,691.61

      Total Assets                                 3,113,226.45
                                                  =============


=========== Liabilities ===============
Accounts Payable-Pre Petition                         57,998.71
Accounts Payable-Post Petition                         1,148.25
Interest Payable                                     266,198.30
Real Estate Taxes Payable                              5,637.40
Sales Tax Payable                                          3.53
Advances From Affiliates-TPI                          20,050.00
                                                  -------------
Total Current Liabilities                            351,036.19

                                                        Balance
                                                  =============

====== Long Term Liabilities ==========
Notes Payable-Chicago Title                          367,825.33
Notes Payable-Earl B. Ogsbury                        237,529.95
Notes Payable-Harry & Ann Wood                        30,000.00
Notes Payable-FATCO & Chicago Title                   44,160.58
Notes Payable-Secured Income 93B                     580,200.00
Notes Payable-FATCO Casa Grande                       85,000.00
Notes Payable- Tessier & Assoc.                        5,800.00
                                                  -------------
Total Long Term Liabilities                        1,350,515.86


    Total Liabilities                              1,701,552.05
                                                  -------------

========= Partners' Capital ===========
Partner Contribution                               2,524,800.00
General Partner L.P. Contribution                        500.00
General Partner Contribution                          25,253.00
Current Year Net Income                             -125,721.19
Previous Retained Earnings                        -1,013,157.41
                                                  -------------
Total Partners' Capital                            1,411,674.40

                                                  -------------

Total Liabilities and Equity                       3,113,226.45
                                                  =============

                 TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                             INCOME STATEMENT

                From July 1, 1995 Through September 30, 1995

                                  Period to Date          Year to Date
                                  ==============        ==============

Income
------

Rental Income                            -271.47             -2,665.09
                                  --------------        --------------
                  Total Income           -271.47             -2,665.09


General & Administrative
------------------------

Accounting - Tax                            0.00              2,860.00
Accounting - General                        0.00                500.00
Administrative                            160.94                941.00
Bank Charges                               15.85                106.98
Advertising                                 0.00                 24.50
Facility Support                            0.00                750.00
Insurance - General                       173.65              1,622.54
Licenses & Fees                             0.00                625.00
Management Fees                             0.00              3,304.02
Office Expenses & Supplies                  5.55                289.69
Postage                                     0.00                533.04
Printing & Photos                            .90                 17.60
Professional Services                      52.50                735.00
Rent                                        0.00                418.25
Repairs & Maintenence                       0.00                118.53
Telephone                                  10.00                104.12
Taxes - Real Estate                         0.00              4,729.19
                                  --------------        --------------
         Total Expenses                   419.39             17,679.38

Other Income and Expenses
-------------------------

Interest Income                             0.00                183.04
Interest Expense                      -28,540.50           -110,716.29
                                  --------------        --------------
Total Other Income & Expenses         -28,540.50           -110,533.25

                                  --------------        --------------

Net Income                            -28,688.42           -125,547.54
                                  ==============        ==============

                 TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  Statement of Cash Flows (Indirect Method)
                             3rd Quarter, 1995

Cash Flow from Operating Activities:
  Net Income                                                    -28,688.42

Add (deduct) to reconcile net income to cash flow:

  Depreciation and Amortization

    Accum. Amort. - Modification Agr. Costs                  0.00
                                                        --------------
      Subtotal Depreciation and Amortization                      0.00

  Changes in Accounts Receivable

    Accounts Receivable                                      0.00
                                                        --------------
      Subtotal Changes in Accounts Receivable                     0.00

  Changes in Prepaid Expense

    Deposits                                                 0.00
    Prepaid Interest                                         0.00
                                                        --------------
      Subtotal Changes in Prepaid Expense                         0.00

  Changes in Payables & Accrued Expenses

    Interest Payable                                    28,540.50
    Property Tax Payable-Pre Petition                        0.00
    Accounts Payable-Pre Petition                            0.00
    Accounts Payable-Post Petition                           0.00
    Property Tax Payable-Post Petition                       0.00
    Advances from Affiliates-Tessier Properties            300.00
    Sales Tax Payable                                        3.53
    Deposit-Tenant                                           0.00
                                                        --------------
      Subtotal Changes in Payable and Accrued Expenses       28,844.03

                                                            ==============
      Net Cash Outflow from Operating Expenses                      155.61

  Cash Flow from Financing Activities

    Notes Payable                                            0.00
    Notes Payable-Chicago Title                              0.00
    Notes Payable-First Am. Title                            0.00
    Notes Payable-Earl G. Ogsbury                            0.00
    Notes Payable-Harry & Ann Wood                           0.00
    Notes Payable-FATCO & Chicago Title                      0.00
    Notes Payable-Secured Income 93B                         0.00
    Notes Payable-FATCO Casa Grande                          0.00
                                                        --------------
      Subtotal Notes Payable                                      0.00
                                                            ==============
      Net Cash Outflow from Financing Activities                      0.00

      Net Decrease in Cash During Period                            155.61
                                                            ==============

Cash Balance at Start of Period                                     -56.89
Cash Balance at End of Period                                        98.72

                TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1995


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Partnership

          TPI Land Development IV Limited Partnership is a limited partnership formed under the laws of the State of Arizona of which Herve J. R. Tessier and Tessier Properties, Inc., an Arizona corporation, are the general partners.

          The Partnership was formed to acquire parcels of unimproved or partially improved real property for development and may acquire operating commercial and other business real property in Arizona as investments to hold for future appreciation.

          On January 28, 1990 the Partnership offering was closed. The total raised during the offering period was $2,525,300 or 25,253 units.


          Duration of Partnership

          It is the intention of the Partnership to acquire property for investment and appreciation purposes. The Partnership may, however, sell a portion or all of the properties in the future with a view towards liquidation of the Partnership. Such sales could occur approximately two to five years after property acquisition. However, if not terminated prior to December 31, 2011, the Partnership shall cease to exist at that date.

          Amortization of Organization Costs

          Organization costs represent costs incurred during the formation period of the Partnership and are being amortized over 60 months.

          Amortization of Loan Fees

          Loan fees represent costs incurred in
          obtaining a note payable. These costs are being amortized over 24 months.

          Syndication Costs

          Syndication costs represent commissions incurred on the sale of limited partnership interests and the costs of preparing the limited partnership prospectus. These costs have been charged against partners' contributions.

          Income Taxes

          No provision for income taxes is made for the Partnership as the reporting and payment of income tax is the responsibility of the individual partners.

          Partners' Preferred Return on Capital Contributions

          As an incentive to early investment and the purchase of larger numbers of units, limited partners will receive a preferred return on their investment. The preferred return is determined by applying a preference percentage (based upon the date the contribution is received and the number of units purchased) to the limited partner's adjusted capital account balance from the first day of the month following the receipt of the limited partner's investment to the date of recoupment of that Investment.

          Allocation of Net Profits, Losses, and Distributions to
          Partners

          Net profits, losses, and distributions are allocated ninety-nine percent (99%) to the limited partners in accordance with their respective capital percentages and one percent (1%) to the general partners until the limited partners have collectively received their preferred return on their adjusted capital contribution, then one hundred percent (100%) to the general partners until they have received twenty-five percent (25%) of the distributions to partners after recoupment and program return, and then seventy-five percent (75%) of the remainder to the limited partners and twenty-five percent (25%) to the general partners.

NOTE 2:   CONTRIBUTIONS RECEIVABLE - PARTNERS

          Amounts receivable from partners for capital contributions are as follows:

          General partners' contributions
            Herve J.R. Tessier
              (managing general partner)                            $   253
            Tessier Properties, Inc.
              (managing general partner)                             25,000

                                                                    $25,253

          As of June 30, 1995, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:   LAND

          Costs incurred by the Partnership for acquisition of land as of June 30, 1995 are as follows:

            32nd Street & Baseline                               $1,347,633
            Florence Blvd. & Los Hermanos                         1,310,550
                                                                 $2,658,183

NOTE 4:   PARTNERS' CAPITAL

          Partners' capital contributions received and subscribed as of June 30, 1995 are as follows:

            Limited partners contribution                      $ 2,525,300
            General partners contribution                           25,253
               Total Contribution                              $ 2,550,553
            Prior years profit (loss)                           (1,013,157)
            Current years profit(loss)                            (125,721)
                        Partners' Capital                      $ 1,411,675

NOTE 5:   NOTE PAYABLE

          This partnership is obligated under a promissory note for $580,200, dated December 14, 1993 to Secured Income 93B Limited Partnership. Interest of 14% shall accrue to the principal monthly, if unpaid. Unless sooner paid, the entire unpaid interest and principal shall be due and payable on December 4, 1996. These monies were used to implement the modification agreements discussed below.

          This partnership is obligated under a promissory note for $30,000 dated March 18, 1991, secured by a deed of trust on partnership land, payable in quarterly installments of interest at 15% per annum. Unpaid interest to accrue to principal. Unless sooner paid, the entire unpaid interest and principal shall be due and payable on March 18, 1994. The principal balance as of June 30, 1994 is $30,000.

          Upon filing of settlement agreement and note modifications dated March 17, 1993, the above notes were modified as follows:
               Principal balance of $450,000 plus accrued interest of $211,725 as of October 31, 1993 shall accrue interest of 17.5% effective November 1, 1993. Monthly payments of interest only shall be due and payable through November 1, 1994. Thereafter, principal and interest of $16,624 shall be due monthly with the remaining principal and interest all due and payable October 31, 1999. This modification shall go into effect if the partnership pays to the note holder $25,000 on or before November 1, 1993. This principal balance has been reduced to $237,000 by the Promissory Note of December 14, 1993.
               Principal balance of $383, 212 shall be paid quarterly in installments of $24,582 (principal and interest) beginning March 30, 1995 with interest accruing from October 1, 1992 at 10% per annum. Remaining principal and interest shall be all due and payable March 30, 1998. Past due interest to October 1, 1992 of $86,223 shall be reduced in 1994 by impounded payment of $19160.58, the balance all due and payable March 30, 1998.

          A new note was executed to First American Title Insurance Company and Chicago Title Company for $44,160.58 on March 17, 1993. A non-interest note in monthly installments of $1,840.03 commencing March 30, 1996. Remaining balance shall all be due and payable on February 28, 1998. If this note is defaulted, an interest rate of 12% per annum shall accrue from date of default.

NOTE 6: Tessier Properties Inc., as general partner, has advanced operating funds of $11,300 to the partnership.

NOTE 7: On June 26, 1995, the partnership filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.
          Case #95-05116-PHX-CGC

                TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
           Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations

  On January 28, 1990 the Partnership offering was closed. The total raised during the offering was $2,525,300 or 25,253 units. The main source of income for the operating stage of the partnership is interest income from money market instruments and rental income. On April 20, 1990 the partnership obtained a loan in the amount of $450,000 for the purpose of eliminating an existing note and increasing the partnership's operating reserves. The amount borrowed was determined by the payoff of the existing note and estimated operating expenses and other note obligations for two years.

  In the fall of 1990, the General Partner was involved in negotiations with the original note holder of Acquisition No. 1 - Baseline and 32nd Street to restructure the carryback on that parcel. An agreement had been reached in principal; however, negotiations were halted when legal problems arose with the Modification Agreement and with the title to the commercial portion of the parcel which was to have been released to the Partnership at the time of purchase.

  To restructure its debt and reorganize the partnership, the General Partner filed a petition for reorganization under Chapter XI of the Bankruptcy Code (See Note 7).

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP




  By: Herve J.R. Tessier

  Date: 10/30/95