Form 10-K/A
period 2001-12-31
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2002-10-08
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10K


   For the Period Ended December 31, 2001, Commission file number:  33-18688
                                                                    --------

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           ARIZONA                                          86-0602485
-------------------------------                      ------------------------
(State or other jurisdiction of                      (I.R.S. Employer Identi-
  incorporation organization)                              fication No.)


       3420 E. Shea Blvd., Suite 200, Phoenix, Arizona          85028
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


      Registrant's Telephone Number, Including Area Code: (602) 953-5298



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes         X                       No
          -----                                 ------

                             TPI Land Investors IV
                                 Balance Sheet
                            As of December 31, 2001


                                                               Dec 31, 01
                                                              ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One#0887-6373                                 7,060.67
      Savings - Special                                          39,044.21
                                                              ------------
    Total Checking/Savings                                       46,104.88

    Other Current Assets
      Cont. Rec. Tessier Properties                              25,000.47
      Cont. Rec.-HJTessier                                          252.53
                                                              ------------
    Total Other Current Assets                                   25,253.00
                                                              ------------

  Total Current Assets                                           71,357.88

  Fixed Assets
    Land Acquisition-#2Casa Grande                            1,911,112.77
                                                              ------------
  Total Fixed Assets                                          1,911,112.77

  Other Assets
    Loan Fees-Modification
      Accum. Amort.-Loan Modific.                               -10,529.79
      Loan Fees-Modification - Other                             10,529.79
                                                              ------------
    Total Loan Fees-Modification                                      0.00

    Loan Orig Fee-Cambria
      Accum.Amort.-Loan Fee C                                   -38,000.00
      Loan Orig Fee-Cambria - Other                              38,000.00
                                                              ------------
    Total Loan Orig Fee-Cambria                                       0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                           -30,135.74
      Organizational Costs - Other                               30,135.74
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs-Commission                                239,856.00
    Syndication Costs-Due Diligence                              22,312.13
    Syndication Costs-Legal                                      62,932.39
    Syndication Costs-Other                                      98,791.09
                                                              ------------
  Total Other Assets                                            423,891.61
                                                              ------------

TOTAL ASSETS                                                  2,406,362.26
                                                              ============

                             TPI Land Investors IV
                                 Balance Sheet
                            As of December 31, 2001


                                                               Dec 31, 01
                                                              ------------
LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accts. Payable-Pre Pet. 7/95                             58,598.71
        Accts.Pay-Post Pet. 7/95                                  8,945.90
        Advance from HJT                                          1,200.00
        Advance from TPI                                         16,062.86
        Casa Grande Land Improvements                             3,825.28
        Interest Payable                                        312,036.99
        Prop.Tax Pay-Post Petition                               18,042.98
        Sales Tax Payable                                           -13.86
                                                              ------------
      Total Other Current Liabilities                           418,698.86
                                                              ------------

    Total Current Liabilities                                   418,698.86

    Long Term Liabilities
      Fatco Casa Grande - Not. Pay                               85,000.00
      Secured Income 93B-Not.Pay.                               580,200.00
      TPI II - 3rd Endorsement                                   20,000.00
      TPI II -N/P-2nd Endorsement                                20,000.00
      TPI II 4th Endorsement                                     20,000.00
      TPI II Land Dev.-Loan Pay.                                640,000.10
      TPI Land Inv.1-Not.Pay.                                   250,000.00
                                                              ------------
    Total Long Term Liabilities                               1,615,200.10
                                                              ------------

  Total Liabilities                                           2,033,898.96

  Equity
    Gen. Part.LP Contribution                                       500.00
    General Partner Cont.                                        25,253.00
    Limited Partner Contribution                              2,524,800.00
    Previous Retain Earnings                                 -2,178,089.70
    Retained Earnings                                            19,798.02
    Net Income                                                  -19,798.02
                                                              ------------
  Total Equity                                                  372,463.30
                                                              ------------

TOTAL LIABILITIES & EQUITY                                    2,406,362.26
                                                              ============

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001
                               -----------------


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

                              Nature of Partnership
                              ---------------------

            TPI Land Development IV Limited Partnership is a limited partnership formed under the laws of the State of Arizona of which Herve J. R. Tessier and TPI Asset Management, Inc., an Arizona corporation, are the general partners.

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


            Duration of Partnership
            -----------------------

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


            Amortization of Organization Costs
            ----------------------------------

            Organization costs represent costs incurred during the formation period of the Partnership and are being amortized over 60 months.


            Amortization of Loan Fees
            -------------------------

            Loan fees represent costs incurred in obtaining a note payable. These costs are being amortized over 24 months.

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001
                               -----------------


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
            ------------------------------------------


            Syndication Costs
            -----------------

            Syndication costs represent commissions incurred  on  the  sale  of limited  partnership  interests  and  the  costs  of  preparing the limited partnership prospectus. These costs have been charged against partners' contributions.


            Income Taxes
            ------------

            No provision for income taxes is made for the Partnership as the reporting and payment of income tax is the responsibility of the individual partners.


            Partners' Preferred Return on Capital Contributions
            ---------------------------------------------------

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


            Allocation of Net Profits, Losses, and Distributions to Partners
            ----------------------------------------------------------------

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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001
                               -----------------


NOTE 2:     CONTRIBUTIONS RECEIVABLE - PARTNERS
            -----------------------------------

            Amounts receivable from partners for capital contributions are as follows:

            General partners' contributions
              Herve J.R. Tessier
                (managing general partner)                              $   253
              TPI Asset Management, Inc.
                (managing general partner)                               25,000
                                                                        -------
                                                                        $25,253
                                                                        =======

            As of December 31, 2001, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of December 31, 2001 are as follows:


              Florence Blvd. & Los Hermanos                           1,911,867
                                                                     ----------
                                                                     $1,911,867
                                                                     ==========

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of December 31, 2001 are as follows:

              Limited partners contribution                        $ 2,525,300
              General partners contribution                             25,253
              Prior years retained earning(loss)                    (2,178,090)
              Current years profit(loss)                               (19,798)

                      Partners' Capital                              $ 372,463
                                                                     =========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001
                               -----------------

NOTE 5:     NOTE PAYABLE
            ------------

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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2001
                               -----------------


            A new note was executed to First American Title Insurance Company and Chicago Title Company for $44,160.58 on March 17, 1993. A non-interest note in monthly installments of $1,840.03 commencing March 30, 1996. Remaining balance shall all be due and payable on February 28, 1998. If this note is defaulted, an interest rate of 12% per annum shall accrue from date of default.

NOTE 6:     TPI  Asset  Management,  as general partner, has advanced operating
            funds of $19,008 to the partnership.   Partial payment of this note
            was made during 2000.

NOTE 7:     On   June  26,  1995,  the  partnership  filed   a   petition   for
            reorganization under Chapter 11 of the Bankruptcy Code. In May, 1997, the partnership emerged from Chapter 11 Bankruptcy.

NOTE 8: TPI Holdings, Inc., as the holding company of the corporate general partner, has advanced operating funds of $8,000 to the partnership. This note was repaid during 2000.

NOTE 9: On May 10, 1996, the property at 32nd Street and Baseline Rd. was foreclosed upon by the noteholder, Mr. Hicks.

NOTE 10: On May 1, 1997, the Partnership borrowed $250,000 from TPI Land Investors I L.P. and $310,000 from TPI Land Investors II on a first trust deed basis secured by the Partnership=s remaining real estate parcel in Casa Grande, Arizona. The proceeds from the note were used to replace the Ogsbury note, and thus refinance the Partnership and allow it to emerge from Chapter 11 Bankruptcy. During February, 1998, a further $20,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note. During 2000, an additional $370,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note.

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                     Conditions and Results of Operations
                     ------------------------------------


   On January 28, 1990 the Partnership offering was closed. The total raised during the offering was $2,525,300 or 25,253 units. The main source of income for the operating stage of the partnership is interest income from money market instruments and income from sale of the now subdivided lots. On April 20, 1990 the partnership obtained a loan in the amount of $450,000 for the purpose of eliminating an existing note and increasing the partnership's operating reserves. The amount borrowed was determined by the payoff of the existing note and estimated operating expenses and other note obligations for two years.

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

   To restructure its debt and reorganize the partnership, the General Partner filed a petition for reorganization under Chapter XI of the Bankruptcy Code.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP


By: /s/ Herve J. R. Tessier
    --------------------------------
    Herve J. R. Tessier

Date: 2/25/2002
      ---------