Form 10-Q
period 2002-06-30
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2002-10-08
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10Q


   For the Period Ended June 30, 2002, Commission file number:      33-18688
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

                             TPI Land Investors IV
                                 Balance Sheet
                               As of June 30, 2002


                                                               Jun 30, 02
                                                              ------------

ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One#0887-6373                                 3,029.74
      Savings - Special                                           3,124.08
                                                              ------------
    Total Checking/Savings                                        6,153.82

    Other Current Assets
      Cont. Rec. Tessier Properties                              25,000.47
      Cont. Rec.-HJTessier                                          252.53
                                                              ------------
    Total Other Current Assets                                   25,253.00
                                                              ------------

  Total Current Assets                                           31,406.82

  Fixed Assets
    Land Acquisition-#2Casa Grande                            1,954,205.75
                                                              ------------
  Total Fixed Assets                                          1,954,205.75

  Other Assets
    Loan Fees-Modification
      Accum. Amort.-Loan Modific.                               -10,529.79
      Loan Fees-Modification - Other                             10,529.79
                                                              ------------
    Total Loan Fees-Modification                                      0.00

    Loan Orig Fee-Cambria
      Accum.Amort.-Loan Fee C                                   -38,000.00
      Loan Orig Fee-Cambria - Other                              38,000.00
                                                              ------------
    Total Loan Orig Fee-Cambria                                       0.00

    Organizational Costs
      Accum. Amort.-Organization                                -30,135.74
      Organizational Costs - Other                               30,135.74
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs-Commission                                239,856.00
    Syndication Costs-Due Diligence                              22,312.13
    Syndication Costs-Legal                                      62,932.39
    Syndication Costs-Other                                      98,791.09
                                                              ------------
  Total Other Assets                                            423,891.61
                                                              ------------

TOTAL ASSETS                                                  2,409,504.18
                                                              ============

                             TPI Land Investors IV
                                 Balance Sheet
                               As of June 30, 2002


                                                               Jun 30, 02
                                                              ------------

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accts. Payable-Pre Pet.7/95                              58,598.71
        Accts.Pay-Post Pet. 7/95                                  8,945.90
        Advance from HJT                                          1,200.00
        Advance from TPI                                         16,062.86
        Interest Payable                                        312,036.99
        Prop.Tax Pay-Post Petition                               18,042.98
        Sales Tax Payable                                           -13.86
                                                              ------------
      Total Other Current Liabilities                           414,873.58
                                                              ------------

    Total Current Liabilities                                   414,873.58

    Long Term Liabilities
      Fatco Casa Grande - Not. Pay                               85,000.00
      Secured Income 93B-Not.Pay                                580,200.00
      TPI II - 3rd Endorsement                                   20,000.00
      TPI II -N/P-2nd Endorsement                                20,000.00
      TPI II 4th Endorsement                                     20,000.00
      TPI II Land Dev.-Loan Pay.                                660,000.10
      TPI Land Inv.1-Not.Pay.                                   250,000.00
                                                              ------------
    Total Long Term Liabilities                               1,635,200.10
                                                              ------------

  Total Liabilities                                           2,050,073.68

  Equity
    Gen. Part.LP Contribution                                       500.00
    General Partner Cont.                                        25,253.00
    Limited Partner Contribution                              2,524,800.00
    Previous Retain Earnings                                 -2,178,089.70
    Net Income                                                  -13,032.80
                                                              ------------
  Total Equity                                                  359,430.50
                                                              ------------

TOTAL LIABILITIES & EQUITY                                    2,409,504.18
                                                              ============

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 June 30, 2002
                                 -------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 June 30, 2002
                                 -------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 June 30, 2002
                                 -------------


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
                                                                        -------
                                                                        $25,253
                                                                        =======

            As of June 30, 2002, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of June 30, 2002 are as follows:


              Florence Blvd. & Los Hermanos                           1,954,206
                                                                     ----------
                                                                     $1,954,206
                                                                     ==========

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of June 30, 2002 are as follows:

              Limited partners contribution                        $ 2,525,300
              General partners contribution                             25,253
              Prior years retained earning(loss)                    (2,178,090)
              Current Year profit (loss)                               (13,033)
                            Partners' Capital                        $ 359,431
                                                                    ===========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 June 30, 2002
                                 -------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                 June 30, 2002
                                 -------------


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

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP


By: /s/ Herve J. R. Tessier
    ------------------------------
    Herve J. R. Tessier

Date: 10/2/2002
      ---------