Form 10-Q
period 2002-09-30
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2002-11-12
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10Q


  For the Period Ended September 30, 2002, Commission file number:  33-18688


                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           ARIZONA                                          86-0602485
-------------------------------                      ------------------------
(State or other jurisdiction of                      (I.R.S. Employer Identi-
  incorporation organization)                              fication No.)


       3420 E. Shea Blvd., Suite 200, Phoenix, Arizona          85028
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (602) 953-5298



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes         X                 No





                             TPI Land Investors IV
                                 Balance Sheet
                            As of September 30, 2002



                                                               Sep 30, 02
                                                              ------------

ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One#0887-6373                                  990.88
      Savings - Special                                          1,127.13
                                                             ------------
    Total Checking/Savings                                       2,118.01

    Other Current Assets
      Cont. Rec. Tessier Properties                             25,000.47
      Cont. Rec.-HJTessier                                         252.53
                                                             ------------
    Total Other Current Assets                                  25,253.00
                                                             ------------

  Total Current Assets                                          27,371.01

  Fixed Assets
    Land Acquisition-#2Casa Grande                           1,960,346.32
                                                             ------------
  Total Fixed Assets                                         1,960,346.32

  Other Assets
    Loan Fees-Modification
      Accum. Amort.-Loan Modific.                              -10,529.79
      Loan Fees-Modification - Other                            10,529.79
                                                             ------------
    Total Loan Fees-Modification                                     0.00

    Loan Orig Fee-Cambria
      Accum.Amort.-Loan Fee C                                  -38,000.00
      Loan Orig Fee-Cambria - Other                             38,000.00
                                                             ------------
    Total Loan Orig Fee-Cambria                                      0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                          -30,135.74
      Organizational Costs - Other                              30,135.74
                                                             ------------
    Total Organizational Costs                                       0.00

    Syndication Costs-Commission                               239,856.00
    Syndication Costs-Due Diligence                             22,312.13
    Syndication Costs-Legal                                     62,932.39
    Syndication Costs-Other                                     98,791.09
                                                             ------------
  Total Other Assets                                           423,891.61
                                                             ------------

TOTAL ASSETS                                                 2,411,608.94
                                                             ============




                             TPI Land Investors IV
                                 Balance Sheet
                            As of September 30, 2002



                                                               Sep 30, 02
                                                              ------------

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accts. Payable-Pre Pet.7/95                             58,598.71
        Accts.Pay-Post Pet. 7/95                                 8,945.90
        Advance from HJT                                         1,200.00
        Advance from TPI                                        16,062.86
        Interest Payable                                       312,036.99
        Prop.Tax Pay-Post Petition                              18,042.98
        Sales Tax Payable                                          -13.86
                                                             ------------
      Total Other Current Liabilities                          414,873.58
                                                             ------------

    Total Current Liabilities                                  414,873.58

    Long Term Liabilities
      Fatco Casa Grande - Not. Pay                              85,000.00
      Secured Income 93B-Not.Pay.                              580,200.00
      TPI II - 3rd Endorsement                                  20,000.00
      TPI II -N/P-2nd Endorsement                               20,000.00
      TPI II 4th Endorsement                                    20,000.00
      TPI II Land Dev.-Loan Pay.                               665,000.10
      TPI Land Inv.1-Not.Pay.                                  250,000.00
                                                             ------------
    Total Long Term Liabilities                              1,640,200.10
                                                             ------------

  Total Liabilities                                          2,055,073.68

  Equity
    Gen. Part.LP Contribution                                      500.00
    General Partner Cont.                                       25,253.00
    Limited Partner Contribution                             2,524,800.00
    Previous Retain Earnings                                -2,178,089.70
    Net Income                                                 -15,928.04
                                                             ------------
  Total Equity                                                 356,535.26
                                                             ------------

TOTAL LIABILITIES & EQUITY                                   2,411,608.94
                                                             ============






                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2002



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

            Duration of Partnership
            -----------------------

            It is the intention of the Partnership to acquire property for investment and appreciation purposes. The Partnership may, however, sell a portion or all of the properties in the future with a view towards liquidation of the Partnership. Such sales could occur approximately two to five years after property acquisition. However, if not terminated prior to December 31, 2004, the Partnership shall cease to exist at that date.

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



                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
            ------------------------------------------------------

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





                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2002



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
                                                                        -------
                                                                        $25,253
                                                                        =======

            As of September 30, 2002, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of September 30, 2002 are as follows:


              Florence Blvd. & Los Hermanos                         1,960,346
                                                                   ----------
                                                                   $1,960,346
                                                                   ==========

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of September 30, 2002 are as follows:

              Limited partners contribution                        $ 2,525,300
              General partners contribution                             25,253
              Prior years retained earning(loss)                    (2,178,090)
               Current Year profit (loss)                              (15,928)
                            Partners' Capital                      $   356,535
                                                                   ===========






                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2002



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





                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2002



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

NOTE 9: On May 10, 1996, the property at 32nd Street and Baseline Rd. was foreclosed upon by the noteholder, Mr. Hicks.

NOTE 10: On May 1, 1997, the Partnership borrowed $250,000 from TPI Land Investors I L.P. and $310,000 from TPI Land Investors II on a first trust deed basis secured by the Partnership's remaining real estate parcel in Casa Grande, Arizona. The proceeds from the note were used to replace the Ogsbury note, and thus refinance the Partnership and allow it to emerge from Chapter 11 Bankruptcy. During February, 1998, a further $20,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note. During 2000, an additional $370,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note.





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




By: /s/ Herve J. R. Tessier
    -----------------------
    Herve J. R. Tessier

Date: 9/30/2002