Form 10-K
period 2002-12-31
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2003-03-28
CIK 825668

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K

   For the Period Ended December 31, 2002, Commission file number:  33-18688
                                                                    --------

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           ARIZONA                                     86-0602485
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation organization)

    3420 E. Shea Blvd., Suite 200, Phoenix, Arizona            85028
    -----------------------------------------------          ----------
        (Address of principal executive offices)             (Zip Code)

Registrant's Telephone Number, Including
Area Code:                                                 (602) 953-5298

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X                    No
           ---                              ---

                            TPI Land Development IV
                                 Balance Sheet
                            As of December 31, 2002

                                                                  Dec 31, 02
                                                                 -----------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One#0887-6373                                    -838.29
      Savings - Special                                                 4.14
                                                                 -----------
    Total Checking/Savings                                           -834.15

    Other Current Assets
      Cont. Rec. Tessier Properties                                25,000.47
      Cont. Rec.-HJTessier                                            252.53
                                                                 -----------
    Total Other Current Assets                                     25,253.00
                                                                 -----------

  Total Current Assets                                             24,418.85

  Fixed Assets
    Casa Grande Land -City Ded.                                   136,148.00
    Land Acquisition-#2Casa Grande                                145,128.68
                                                                 -----------
  Total Fixed Assets                                              281,276.68

  Other Assets
    Loan Fees-Modification
      Accum. Amort.-Loan Modific.                                 -10,529.79
      Loan Fees-Modification - Other                               10,529.79
                                                                 -----------
    Total Loan Fees-Modification                                        0.00

    Loan Orig Fee-Cambria
      Accum.Amort.-Loan Fee C                                     -38,000.00
      Loan Orig Fee-Cambria - Other                                38,000.00
                                                                 -----------
    Total Loan Orig Fee-Cambria                                         0.00

    Organizational Costs
      Accum. Amort.-Organization                                  -30,135.74
      Organizational Costs - Other                                 30,135.74
                                                                 -----------
    Total Organizational Costs                                          0.00

    Syndication Costs-Commission                                  239,856.00
    Syndication Costs-Due Diligence                                22,312.13
    Syndication Costs-Legal                                        62,932.39
    Syndication Costs-Other                                        98,791.09
                                                                 -----------
  Total Other Assets                                              423,891.61
                                                                 -----------

TOTAL ASSETS                                                      729,587.14
                                                                 ===========

                            TPI Land Development IV
                                 Balance Sheet
                            As of December 31, 2002

                                                                  Dec 31, 02
                                                                 -----------

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accts. Payable-Pre Pet. 7/95                               58,598.71
        Accts.Pay-Post Pet. 7/95                                    8,945.90
        Advance from HJT                                            1,200.00
        Advance from TPI                                           16,062.86
        Prop.Tax Pay-Post Petition                                 18,042.98
        Sales Tax Payable                                             -13.86
                                                                 -----------
      Total Other Current Liabilities                             102,836.59
                                                                 -----------

    Total Current Liabilities                                     102,836.59

    Long Term Liabilities
      Fatco Casa Grande - Not. Pay                                 85,000.00
                                                                 -----------
    Total Long Term Liabilities                                    85,000.00
                                                                 -----------

  Total Liabilities                                               187,836.59

  Equity
    Gen. Part.LP Contribution                                         500.00
    General Partner Cont.                                          25,253.00
    Limited Partner Contribution                                2,524,800.00
    Previous Retain Earnings                                   -2,178,089.70
    Net Income                                                    169,287.25
                                                                 -----------
  Total Equity                                                    541,750.55
                                                                 -----------

TOTAL LIABILITIES & EQUITY                                        729,587.14
                                                                 ===========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2002
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
                               December 31, 2002
                               -----------------

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

             Allocation of Net Profits, Losses, and Distributions to Partners
             ----------------------------------------------------------------

             Net profits, losses, and distributions are allocated ninety-nine percent (99%) to the limited partners in accordance with their respective capital percentages and one percent (1%) to the general partners until the limited partners have collectively received their preferred return on their adjusted capital contribution, then one hundred percent (100%) to the general partners until they have received twenty-five percent (25%) of the distributions to partners after recoupment and program return, and then seventy-
             five percent (75%) of the remainder to the limited partners and twenty-five percent (25%) to the general partners.

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2002
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
                                                                  -------
                                                                  $25,253
                                                                  =======

             As of December 31, 2002, the general partners had not made their capital contributions.  The contributions will be paid prior to the partnership dissolution.  Interest is not charged on the contributions due.

NOTE 3:      LAND
             ----

             Costs incurred by the Partnership for acquisition of land as of
             December 31, 2002 are as follows:

             Florence Blvd. & Los Hermanos                   145,128.68
                                                            -----------
                                                            $145.128.68
                                                            ===========

NOTE 4:      PARTNERS' CAPITAL
             -----------------

             Partners' capital contributions received and subscribed as of
             December 31, 2002 are as follows:

               Limited partners contribution                 $2,525,300
               General partners contribution                     25,253
               Prior years retained earning(loss)            (2,178,090)
                Current Year profit (loss)                      169,287
                                                             ----------
                              Partners' Capital                $541,750
                                                             ==========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2002
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

             Principal balance of $383, 212 shall be paid quarterly in
             installments of $24,582 (principal and interest) beginning March
             30, 1995 with interest accruing from October 1, 1992 at 10% per annum.  Remaining principal and interest shall be all due and payable March 30, 1998.  Past due interest to October 1, 1992 of
             $86,223 shall be reduced in 1994 by impounded payment of
             $19160.58, the balance all due and payable March 30, 1998.  This note was satisfied during 2002 by the deeding of property to 93B.

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2002
                               -----------------

             A new note was executed to First American Title Insurance Company and Chicago Title Company for $44,160.58 on March 17, 1993. A non-
             interest note in monthly installments of $1,840.03 commencing
             March 30, 1996.  Remaining balance shall all be due and payable on
             February 28, 1998.  If this note is defaulted, an interest rate of
             12% per annum shall accrue from date of default.

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
             During 2000, an additional $370,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note. This note was paid during 2002 by the deeding of property to TPI I and TPI
             II.

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
    ---------------------------------
     Herve J. R. Tessier

Date:  3/20/2003
       ---------