Form 10-Q
period 2003-03-31
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2003-05-01
CIK 825668

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q

    For the Period Ended March 31, 2003, Commission file number:  33-18688
                                                                  --------

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

           ARIZONA                                          86-0602485
-------------------------------                      ------------------------
(State or other jurisdiction of                      (I.R.S. Employer Identi-
  incorporation organization)                              fication No.)

       3420 E. Shea Blvd., Suite 200, Phoenix, Arizona          85028
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (602) 953-5298

      Indicate by  check  mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months  (or  for  such  shorter  period  that  the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X                              No

                             TPI Land Investors IV
                                 Balance Sheet
                              As of March 31, 2003

                                                               Mar 31, 03
                                                              ------------

ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One#0887-6373                                  -210.37
                                                              ------------
    Total Checking/Savings                                         -210.37
    Other Current Assets
      Cont. Rec. Tessier Properties                              25,000.47
      Cont. Rec.-HJTessier                                          252.53
                                                              ------------
    Total Other Current Assets                                   25,253.00
                                                              ------------

  Total Current Assets                                           25,042.63

  Fixed Assets
    Casa Grande Land -City Ded.                                 136,148.00
    Land Acquisition-#2Casa Grande                              147,585.40
                                                              ------------
  Total Fixed Assets                                            283,733.40

  Other Assets
    Loan Fees-Modification
      Accum. Amort.-Loan Modific.                               -10,529.79
      Loan Fees-Modification - Other                             10,529.79
                                                              ------------
    Total Loan Fees-Modification                                      0.00

    Loan Orig Fee-Cambria
      Accum.Amort.-Loan Fee C                                   -38,000.00
      Loan Orig Fee-Cambria - Other                              38,000.00
                                                              ------------
    Total Loan Orig Fee-Cambria                                       0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                           -30,135.74
      Organizational Costs - Other                               30,135.74
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs-Commission                                239,856.00
    Syndication Costs-Due Diligence                              22,312.13
    Syndication Costs-Legal                                      62,932.39
    Syndication Costs-Other                                      98,791.09
                                                              ------------
  Total Other Assets                                            423,891.61
                                                              ------------

TOTAL ASSETS                                                    732,667.64
                                                              ============

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accts. Payable-Pre Pet. 7/95                             58,598.71
        Accts.Pay-Post Pet. 7/95                                  8,945.90

                             TPI Land Investors IV
                                 Balance Sheet
                              As of March 31, 2003

                                                               Mar 31, 03
                                                              ------------

        Advance from HJT                                          1,200.00
        Advance from TPI                                         16,062.86
        Prop.Tax Pay-Post Petition                               18,042.98
        Sales Tax Payable                                           -13.86
                                                              ------------
      Total Other Current Liabilities                           102,836.59
                                                              ------------

    Total Current Liabilities                                   102,836.59

    Long Term Liabilities
      Fatco Casa Grande - Not. Pay                               85,000.00
      Transequity Group                                           9,500.00
                                                              ------------
    Total Long Term Liabilities                                  94,500.00
                                                              ------------

  Total Liabilities                                             197,336.59

  Equity
    Gen. Part.LP Contribution                                       500.00
    General Partner Cont.                                        25,253.00
    Limited Partner Contribution                              2,524,800.00
    Previous Retain Earnings                                 -2,008,802.45
    Net Income                                                   -6,419.50
                                                              ------------
  Total Equity                                                  535,331.05
                                                              ------------

TOTAL LIABILITIES & EQUITY                                      732,667.64
                                                              ============

                 TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                 -------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                               March 31, 2003
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
                               March 31, 2003
                               --------------

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
                               March 31, 2003
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
                                                                     -------
                                                                     $25,253
                                                                     =======

            As of March 31, 2003,  the  general  partners  had  not  made their capital contributions.  The contributions will be paid prior to the
            partnership   dissolution.    Interest   is   not  charged  on  the
            contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition  of  land  as  of
            March 31, 2003 are as follows:

              Florence Blvd. & Los Hermanos                       147,585.40
                                                                 -----------
                                                                 $147,585.40
                                                                 ===========

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of March
            31, 2003 are as follows:

              Limited partners contribution                      $ 2,525,300
              General partners contribution                           25,253
              Prior years retained earning(loss)                  (2,008,802.)
               Current Year profit (loss)                          (6,419.50)
                            Partners' Capital                       $535,331.
                                                                  ===========

                 TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                 -------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                               March 31, 2003
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

            Principal balance of $450,000 plus accrued interestof  $211,725  as
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

                  Principal balance of $383, 212 shall be paidquarterly      in
            installments  of  $24,582  (principal and interest) beginning March
            30, 1995 with interest accruing  from  October  1,  1992 at 10% per
            annum.   Remaining  principal  and  interest shall be all  due  and payable March 30, 1998.  Past due interest  to  October  1, 1992 of
            $86,223 shall be reduced in 1994 by impounded payment of $19160.58, the  balance  all  due  and payable March 30, 1998.  This note  was satisfied during 2002 by the deeding of property to 93B.

                 TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                 -------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                               March 31, 2003
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

NOTE 6:     TPI Asset Management, as general partner,  has  advanced  operating funds of $16,063 to the partnership.

NOTE 7:     On   June   26,   1995,   the  partnership  filed  a  petition  for
            reorganization under Chapter  11  of  the Bankruptcy Code.  In May,
            1997, the partnership emerged from Chapter 11 Bankruptcy.

NOTE 8:     TPI Holdings, Inc., as the holding company of the corporate general partner, has advanced operating funds of  $9,500 to the partnership as of March 31, 2003.

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
                               March 31, 2003
                               --------------

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
                               March 31, 2003
                               --------------

                                 SIGNATURES

Pursuant  to  the  requirements of the Securities Exchange  Act  of  1934,  the registrant has duly  caused  this  report  to  be  signed  on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP

By:  /s/ Herve J. R. Tessier
     --------------------------------
     Herve J. R. Tessier

Date:        4/25/2003
             ---------