Form 10-Q
period 2003-06-30
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2003-08-15
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-Q


    F or the Period Ended June 30, 2003, Commission file number:  33-18688
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


Yes         X                              No
     ---------------                 ---------------

                             TPI Land Investors IV
                                 Balance Sheet
                              As of June 30, 2003

                                                               Jun 30, 03
                                                              ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One#0887-6373                                 4,591.59
                                                              ------------
    Total Checking/Savings                                        4,591.59

    Other Current Assets
      Cont. Rec. Tessier Properties                              25,000.47
      Cont. Rec.-HJTessier                                          252.53
                                                              ------------
    Total Other Current Assets                                   25,253.00
                                                              ------------

  Total Current Assets                                           29,844.59

  Fixed Assets
    Casa Grande Land -City Ded.                                 136,148.00
    Land Acquisition-#2Casa Grande                              146,205.08
                                                              ------------
  Total Fixed Assets                                            282,353.08

  Other Assets
    Loan Fees-Modification
      Accum. Amort.-Loan Modific                                -10,529.79
      Loan Fees-Modification - Other                             10,529.79
                                                              ------------
    Total Loan Fees-Modification                                      0.00

    Loan Orig Fee-Cambria
      Accum.Amort.-Loan Fee C                                   -38,000.00
      Loan Orig Fee-Cambria - Other                              38,000.00
                                                              ------------
    Total Loan Orig Fee-Cambria                                       0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                           -30,135.74
      Organizational Costs - Other                               30,135.74
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs-Commision                                 239,856.00
    Syndication Costs-Due Diligence                              22,312.13
    Syndication Costs-Legal                                      62,932.39
    Syndication Costs-Other                                      98,791.09
                                                              ------------
  Total Other Assets                                            423,891.61
                                                              ------------

TOTAL ASSETS                                                    736,089.28
                                                              ============

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accts. Payable-Pre Pet. 7/95                             58,598.71
        Accts.Pay-Post Pet. 7/95                                  8,945.90
        Advance from HJT                                          1,200.00
        Advance from TPI                                         16,062.86
        Prop.Tax Pay-Post Petition                               18,042.98
        Sales Tax Payable                                           -13.86
                                                              ------------
      Total Other Current Liabilities                           102,836.59
                                                              ------------

    Total Current Liabilities                                   102,836.59

    Long Term Liabilities
      Fatco Casa Grande - Not. Pay                               85,000.00
      Transequity Group                                          14,500.00
                                                              ------------
    Total Long Term Liabilities                                  99,500.00
                                                              ------------

  Total Liabilities                                             202,336.59

  Equity
    Gen. Part.LP Contribution                                       500.00
    General Partner Cont.                                        25,253.00
    Limited Partner Contribution                              2,524,800.00
    Previous Retain Earnings                                 -2,008,802.45
    Net Income                                                   -7,997.86
                                                              ------------
  Total Equity                                                  533,752.69
                                                              ------------

TOTAL LIABILITIES & EQUITY                                      736,089.28
                                                              ============

                     TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                     -------------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    June 30, 2003
                                    -------------

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

                     TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                     -------------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    June 30, 2003
                                    -------------

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

                     TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                     -------------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    June 30, 2003
                                    -------------

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
                                                         -------
                                                         $25,253
                                                         =======

            As of June 30, 2003, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of June 30, 2003 are as follows:


              Florence Blvd. & Los Hermanos           146,205.00*
                                                      ------------
                                                     $146,205.00
                                                     =============

            *received water company refund and proceeds were used to offset aqcuisition costs of land

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of June 30, 2003 are as follows:

              Limited partners contribution            $2,525,300
              General partners contribution                25,253
              Prior years retained earning(loss)       (2,008,802)
               Current Year profit (loss)                  (7,998)
                            Partners' Capital            $533,753
                                                         ========

                     TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                     -------------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    June 30, 2003
                                    -------------

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

                     TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                     -------------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    June 30, 2003
                                    -------------

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

                     TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                     -------------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    June 30, 2003
                                    -------------


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

                     TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                     -------------------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                    June 30, 2003
                                    -------------



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP




By:   /s/ Herve J. R. Tessier
     ------------------------------------
     Herve J. R. Tessier

Date:       August 13, 2003
     ----------------------