Form 10-Q
period 2003-09-30
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2003-11-12
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q


 For the Period Ended September 30, 2003, Commission file number:  33-18688
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


Yes         X                              No
        ---------

                             TPI Land Investors IV
                                 Balance Sheet
                            As of September 30, 2003

                                                               Sep 30, 03
                                                              ------------
ASSETS
  Current Assets
    Checking/Savings
      Checking-Bank One#0887-6373                                 1,892.80
                                                              ------------
    Total Checking/Savings                                        1,892.80

    Other Current Assets
      Cont. Rec. Tessier Properties                              25,000.47
      Cont. Rec.-HJTessier                                          252.53
                                                              ------------
    Total Other Current Assets                                   25,253.00
                                                              ------------

  Total Current Assets                                           27,145.80

  Fixed Assets
    Casa Grande Land -City Ded.                                 136,148.00
    Land Acquisition-#2Casa Grande                              146,217.26
                                                              ------------
  Total Fixed Assets                                            282,365.26

  Other Assets
    Loan Fees-Modification
      Accum. Amort.-Loan Modific.                               -10,529.79
      Loan Fees-Modification - Other                             10,529.79
                                                              ------------
    Total Loan Fees-Modification                                      0.00

    Loan Orig Fee-Cambria
      Accum.Amort.-Loan Fee C                                   -38,000.00
      Loan Orig Fee-Cambria - Other                              38,000.00
                                                              ------------
    Total Loan Orig Fee-Cambria                                       0.00

    Organizational Costs
      Accum. Amort.-Organization Cost                           -30,135.74
      Organizational Costs - Other                               30,135.74
                                                              ------------
    Total Organizational Costs                                        0.00

    Syndication Costs-Commission                                239,856.00
    Syndication Costs-Due Diligence                              22,312.13
    Syndication Costs-Legal                                      62,932.39
    Syndication Costs-Other                                      98,791.09
                                                              ------------
  Total Other Assets                                            423,891.61
                                                              ------------

TOTAL ASSETS                                                    733,402.67
                                                              ============

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accts. Payable-Pre Pet. 7/95                             58,598.71
        Accts.Pay-Post Pet. 7/95                                  8,945.90

                             TPI Land Investors IV
                                 Balance Sheet
                            As of September 30, 2003


                                                               Sep 30, 03
                                                              ------------
        Advance from HJT                                          1,200.00
        Advance from TPI                                         11,928.25
        Prop.Tax Pay-Post Petition                               18,042.98
        Sales Tax Payable                                           -13.86
                                                              ------------
      Total Other Current Liabilities                            98,701.98
                                                              ------------

    Total Current Liabilities                                    98,701.98

    Long Term Liabilities
      Fatco Casa Grande - Not. Pay                               85,000.00
      Transequity Group                                          18,634.61
                                                              ------------
    Total Long Term Liabilities                                 103,634.61
                                                              ------------

  Total Liabilities                                             202,336.59

  Equity
    Gen. Part.LP Contribution                                       500.00
    General Partner Cont.                                        25,253.00
    Limited Partner Contribution                              2,524,800.00
    Previous Retain Earnings                                 -2,008,802.45
    Net Income                                                  -10,684.47
                                                              ------------
  Total Equity                                                  531,066.08
                                                              ------------

TOTAL LIABILITIES & EQUITY                                      733,402.67
                                                              ============


                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              September 30, 2003
                              ------------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              September 30, 2003
                              ------------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              September 30, 2003
                              ------------------


NOTE 2:     CONTRIBUTIONS RECEIVABLE - PARTNERS
            -----------------------------------

            Amounts receivable from partners for capital contributions are as follows:

            General partners' contributions
              Herve J.R. Tessier
                (managing general partner)                              $   253
              TPI Asset Management, Inc.
                (managing general partner)                               25,000
                                                                        -------
                                                                        $25,253
                                                                        -------

            As of September 30, 2003, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of September 30, 2003 are as follows:

              Florence Blvd. & Los Hermanos                        146,205.00*
                                                                  -----------
                                                                  $146,205.00
                                                                  ===========

            *received water company refund and proceeds were used to offset acquisition costs of land

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of September 30, 2003 are as follows:

              Limited partners contribution                        $ 2,525,300
              General partners contribution                             25,253
              Prior years retained earning(loss)                    (2,008,802)
               Current Year profit (loss)                               (7,998)
                                                                   -----------
                            Partners' Capital                      $   533,753
                                                                   ===========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              September 30, 2003
                              ------------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              September 30, 2003
                              ------------------


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

NOTE 8: Transequity Group, Inc., as the holding company of the corporate general partner, has advanced operating funds of $18,634.61 to the partnership as of September 30, 2003.

NOTE 9: On May 10, 1996, the property at 32nd Street and Baseline Rd. was foreclosed upon by the noteholder, Mr. Hicks.

NOTE 10: On May 1, 1997, the Partnership borrowed $250,000 from TPI Land Investors I L.P. and $310,000 from TPI Land Investors II on a first trust deed basis secured by the Partnership's remaining real estate parcel in Casa Grande, Arizona. The proceeds from the note were used to replace the Ogsbury note, and thus refinance the Partnership and allow it to emerge from Chapter 11 Bankruptcy.
            During February 1998, a further $20,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note. During 2000, an additional $370,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note. This note was paid during 2002 by the deeding of property to TPI I and TPI II.

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

   In the fall of 1990, the General Partner was involved in negotiations with the original note holder of Acquisition No. 1 - Baseline and 32nd Street to restructure the carryback on that parcel. An agreement had been reached in principal; however, negotiations were halted when legal problems arose with the Modification Agreement and with the title to the commercial portion of the parcel, which was to have been released to the Partnership at the time of purchase.

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

Date:       October 11, 2003
        --------------------