Form 10-K
period 2003-12-31
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2004-03-25
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K


For the Period Ended December 31, 2003, Commission file
number:  33-18688
         --------

TPI  LAND DEVELOPMENT IV LIMITED PARTNERSHIP
------------------------------------------------------
(Exact name of registrant as specified in its charter)


ARIZONA                                          86-0602485
-------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identi-
incorporation organization)                      fication No.)


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


Yes         X                              No
    -----------------


                   TPI Land Development IV
                        Balance Sheet
                   As of December 31, 2003

                                              DEC 31, 03
                                            --------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE#0887-6373             365.98
                                            --------------
        TOTAL CHECKING/SAVINGS                      365.98

        OTHER CURRENT ASSETS
            CONT. REC. TESSIER PROPERTIES        25,000.47
            CONT. REC.-HJTESSIER                    252.53
                                            --------------
        TOTAL OTHER CURRENT ASSETS               25,253.00
                                            --------------

    TOTAL CURRENT ASSETS                         25,618.98

    FIXED ASSETS
        CASA GRANDE LAND -CITY DED.             136,148.00
        LAND ACQUISITION-#2CASA GRANDE          146,392.17
                                            --------------
    TOTAL FIXED ASSETS                          282,540.17

    OTHER ASSETS
        LOAN FEES-MODIFICATION
            ACCUM. AMORT.-LOAN MODIFIC.         -10,529.79
            LOAN FEES-MODIFICATION - OTHER       10,529.79
                                            --------------
        TOTAL LOAN FEES-MODIFICATION                  0.00

        LOAN ORIG FEE-CAMBRIA
            ACCUM.AMORT.-LOAN FEE C             -38,000.00
            LOAN ORIG FEE-CAMBRIA - OTHER        38,000.00
                                            --------------
        TOTAL LOAN ORIG FEE-CAMBRIA                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST     -30,135.74
            ORGANIZATIONAL COSTS - OTHER         30,135.74
                                            --------------
        TOTAL ORGANIZATIONAL COSTS                    0.00

        SYNDICATION COSTS-COMMISION             239,856.00
        SYNDICATION COSTS-DUE DILIGENCE          22,312.13
        SYNDICATION COSTS-LEGAL                  62,932.39
        SYNDICATION COSTS-OTHER                  98,791.09
                                            --------------
    TOTAL OTHER ASSETS                          423,891.61
                                            --------------

TOTAL ASSETS                                    732,050.76
                                            ==============

LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                ACCTS. PAYABLE-PRE PET. 7/95     58,598.71
                ACCTS.PAY-POST PET. 7/95          8,945.90



                   TPI Land Development IV
                        Balance Sheet
                   As of December 31, 2003

                                              DEC 31, 03
                                            --------------

                ADVANCE FROM HJT                  1,200.00
                ADVANCE FROM TPI                 11,928.25
                PROP.TAX PAY-POST PETITION       18,042.98
                SALES TAX PAYABLE                   -13.86
                                            --------------
            TOTAL OTHER CURRENT LIABILITIES      98,701.98
                                            --------------

        TOTAL CURRENT LIABILITIES                98,701.98

        LONG TERM LIABILITIES
            FATCO CASA GRANDE - NOT. PAY         85,000.00
            TRANSEQUITY GROUP                    31,334.61
                                            --------------
        TOTAL LONG TERM LIABILITIES             116,334.61
                                            --------------

    TOTAL LIABILITIES                           215,036.59

    EQUITY
        GEN. PART.LP CONTRIBUTION                   500.00
        GENERAL PARTNER CONT.                    25,253.00
        LIMITED PARTNER CONTRIBUTION          2,524,800.00
        PREVIOUS RETAIN EARNINGS             -2,008,802.45
        NET INCOME                              -24,736.38
                                            --------------
    TOTAL EQUITY                                517,014.17
                                            --------------

TOTAL LIABILITIES & EQUITY                      732,050.76
                                            ==============


                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2003
                               -----------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2003
                               -----------------


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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2003
                               -----------------


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
                                                                        -------
                                                                        $25,253
                                                                        =======

            As of December 31, 2003, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of December 31, 2003 are as follows:


              Florence Blvd. & Los Hermanos                        146,392.17*
                                                                  ------------
                                                                  $146,392.17
                                                                  ============

            *received water company refund and proceeds were used to offset acquisition costs of land

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of December 31, 2003 are as follows:

              Limited partners contribution                        $ 2,525,300
              General partners contribution                             25,253
              Prior years retained earning(loss)                   (2,008,802)
               Current Year profit (loss)                            (24736.38)
                            Partners' Capital                         $517,014
                                                                      ========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2003
                               -----------------


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

            Upon filing of settlement agreement and note modifications dated March 17, 1993, the above notes were modified as follows:

            Principal balance of $450,000 plus accrued interest
            of $211,725 as of October 31, 1993 shall accrue interest of 17.5% effective November 1, 1993. Monthly payments of interest only shall be due and payable through November 1, 1994. Thereafter, principal and interest of $16,624 shall be due monthly with the remaining principal and interest all due and payable October 31, 1999. This modification shall go into effect if the partnership pays to the note holder $25,000 on or before November 1, 1993. This principal balance has been reduced to $237,000 by the Promissory Note of December 14, 1993. Principal balance of $383, 212 shall be paid quarterly in installments of $24,582 (principal and interest) beginning March 30, 1995 with interest accruing from October 1, 1992 at 10% per annum. Remaining principal and interest shall be all due and payable March 30, 1998. Past due interest to October 1, 1992 of $86,223 shall be reduced in 1994 by impounded payment of $19160.58, the balance all due and payable March 30,

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2003
                               -----------------


            1998.

            These notes were satisfied during 2002 by the deeding of property to Secured Income 93B.

NOTE 6: TPI Asset Management, as general partner, has advanced operating funds of $16,063 to the partnership.

NOTE 7:     On   June   26,   1995,   the  partnership  filed  a  petition  for
            reorganization under Chapter 11 of the Bankruptcy Code. In May, 1997, the partnership emerged from Chapter 11 Bankruptcy.

NOTE 8: Transequity Group, Inc., as the holding company of the corporate general partner, has advanced operating funds of $31,335.00 to the partnership as of December 31, 2003.

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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2003
                               -----------------



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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               December 31, 2003
                               -----------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP



By:  /s/ Herve J. R. Tessier
     ---------------------------------
     Herve J. R. Tessier

Date:       December 31, 2003
       ----------------------