Form 10-Q
period 2004-03-31
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2004-05-21
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q


For the Period Ended March 31, 2004, Commission file number:  33-18688
                                                              --------

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
------------------------------------------------------
(Exact name of registrant as specified in its charter)


ARIZONA                                          86-0602485
--------------------------------                 ------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identi-
incorporation organization)                      fication No.)


3420 E. Shea  Blvd., Suite 200, Phoenix, Arizona           85028
--------------------------------------------------       ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's Telephone Number, Including
Area Code:                                                   (602) 953-5298



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes         X                              No
        ---------


                   TPI Land Development IV
                        Balance Sheet
                     As of March 31, 2004

                                              MAR 31, 04
                                             -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE#0887-6373           1,030.05
                                             -------------
        TOTAL CHECKING/SAVINGS                    1,030.05

        OTHER CURRENT ASSETS
            CONT. REC. TESSIER PROPERTIES        25,000.47
            CONT. REC.-HJTESSIER                    252.53
                                             -------------
        TOTAL OTHER CURRENT ASSETS               25,253.00
                                             -------------

    TOTAL CURRENT ASSETS                         26,283.05
    FIXED ASSETS
        CASA GRANDE LAND -CITY DED.             136,148.00
        LAND ACQUISITION-#2CASA GRANDE          146,783.12
                                             -------------
    TOTAL FIXED ASSETS                          282,931.12

    OTHER ASSETS
        LOAN FEES-MODIFICATION
            ACCUM. AMORT.-LOAN MODIFIC.         -10,529.79
            LOAN FEES-MODIFICATION - OTHER       10,529.79
                                             -------------
        TOTAL LOAN FEES-MODIFICATION                  0.00

        LOAN ORIG FEE-CAMBRIA
            ACCUM.AMORT.-LOAN FEE C             -38,000.00
            LOAN ORIG FEE-CAMBRIA - OTHER        38,000.00
                                             -------------
        TOTAL LOAN ORIG FEE-CAMBRIA                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST     -30,135.74
            ORGANIZATIONAL COSTS - OTHER         30,135.74
                                             -------------
        TOTAL ORGANIZATIONAL COSTS                    0.00

        SYNDICATION COSTS-COMMISION             239,856.00
        SYNDICATION COSTS-DUE DILIGENCE          22,312.13
        SYNDICATION COSTS-LEGAL                  62,932.39
        SYNDICATION COSTS-OTHER                  98,791.09
                                             -------------
    TOTAL OTHER ASSETS                          423,891.61
                                             -------------

TOTAL ASSETS                                    733,105.78
                                             =============

LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                ACCTS. PAYABLE-PRE PET. 7/95     58,598.71
                ACCTS.PAY-POST PET. 7/95          8,945.90

                ADVANCE FROM HJT                  1,200.00
                ADVANCE FROM TPI                 11,928.25
                PROP.TAX PAY-POST PETITION       18,042.98
                SALES TAX PAYABLE                   -13.86
                                             -------------
            TOTAL OTHER CURRENT LIABILITIES      98,701.98
                                             -------------

        TOTAL CURRENT LIABILITIES                98,701.98

        LONG TERM LIABILITIES
            FATCO  - NOTE. PAY                   85,000.00
            TPI LAND INV.1-NOT.PAY.                   0.10
            TRANSEQUITY GROUP                    37,334.61
                                             -------------
        TOTAL LONG TERM LIABILITIES             122,334.71
                                             -------------

    TOTAL LIABILITIES                           221,036.69

    EQUITY
        GEN. PART.LP CONTRIBUTION                   500.00
        GENERAL PARTNER CONT.                    25,253.00
        LIMITED PARTNER CONTRIBUTION          2,524,800.00
        PREVIOUS RETAIN EARNINGS             -2,008,802.45
        RETAINED EARNINGS                       -24,736.48
        NET INCOME                               -4,944.98
                                             -------------
    TOTAL EQUITY                                512,069.09
                                             -------------

TOTAL LIABILITIES & EQUITY                      733,105.78
                                             =============


                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                March 31, 2004


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

                                March 31, 2004


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

                                March 31, 2004


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
                                                                        -------
                                                                        $25,253
                                                                        =======

            As of March 31, 2004, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of March 31, 2004 are as follows:


              Florence Blvd. & Los Hermanos                        146,392.17*
                                                                  -----------
                                                                  $146,392.17
                                                                  -----------

            *received water company refund and proceeds were used to offset acquisition costs of land

NOTE 4:     PARTNERS' CAPITAL

            Partners' capital contributions received and subscribed as of March 31, 2004 are as follows:

              Limited partners contribution                        $ 2,525,300
              General partners contribution                             25,253
              Prior years retained earning(loss)                    (2,008,802)
               Current Year profit (loss)                            (24736.38)
                                                                    ----------
                            Partners' Capital                       $  517,014
                                                                    ==========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                March 31, 2004


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

                                March 31, 2004


            reduced in 1994 by impounded payment of
            $19160.58, the balance all due and payable March 30, 1998.

            These notes were satisfied during 2002 by the deeding of property to Secured Income 93B.

NOTE 6: TPI Asset Management, as general partner, has advanced operating funds of $16,063.00 to the partnership.

NOTE 7:     On   June   26,   1995,   the  partnership  filed  a  petition  for
            reorganization under Chapter 11 of the Bankruptcy Code. In May, 1997, the partnership emerged from Chapter 11 Bankruptcy.

NOTE 8: Transequity Group, Inc., as the holding company of the corporate general partner, has advanced operating funds of $33,200.00 to the partnership as of March 31, 2004.

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

                                March 31, 2004


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

                                March 31, 2004



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP




By:  /s/ Herve J. R. Tessier
     ------------------------------------
     Herve J. R. Tessier

Date:       March 31, 2004
            --------------