Form 10-Q
period 2004-06-30
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2004-08-24
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q


For the Period Ended June 30, 2004, Commission file number:  33-18688
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


Yes         X                              No
        ---------


                   TPI Land Development IV
                        Balance Sheet
                     As of June 30, 2004


                                              JUN 30, 04
                                             -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE#0887-6373             562.16
                                             -------------
        TOTAL CHECKING/SAVINGS                      562.16

        OTHER CURRENT ASSETS
            CONT. REC. TESSIER PROPERTIES        25,000.47
            CONT. REC.-HJTESSIER                    252.53
                                             -------------
        TOTAL OTHER CURRENT ASSETS               25,253.00
                                             -------------

    TOTAL CURRENT ASSETS                         25,815.16

    FIXED ASSETS
        CASA GRANDE LAND -CITY DED.             136,148.00
        LAND ACQUISITION-#2CASA GRANDE          146,783.12
                                             -------------
    TOTAL FIXED ASSETS                          282,931.12

    OTHER ASSETS
        LOAN FEES-MODIFICATION
            ACCUM. AMORT.-LOAN MODIFIC.         -10,529.79
            LOAN FEES-MODIFICATION - OTHER       10,529.79
                                             -------------
        TOTAL LOAN FEES-MODIFICATION                  0.00

        LOAN ORIG FEE-CAMBRIA
            ACCUM.AMORT.-LOAN FEE C             -38,000.00
            LOAN ORIG FEE-CAMBRIA - OTHER        38,000.00
                                             -------------
        TOTAL LOAN ORIG FEE-CAMBRIA                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST     -30,135.74
            ORGANIZATIONAL COSTS - OTHER         30,135.74
                                             -------------
        TOTAL ORGANIZATIONAL COSTS                    0.00

        SYNDICATION COSTS-COMMISION             239,856.00
        SYNDICATION COSTS-DUE DILIGENCE          22,312.13
        SYNDICATION COSTS-LEGAL                  62,932.39
        SYNDICATION COSTS-OTHER                  98,791.09
                                             -------------
    TOTAL OTHER ASSETS                          423,891.61
                                             -------------

TOTAL ASSETS                                    732,637.89
                                             =============

LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                ACCTS. PAYABLE-PRE PET. 7/95     58,598.71
                ACCTS.PAY-POST PET. 7/95          8,945.90


                   TPI Land Development IV
                        Balance Sheet
                     As of June 30, 2004


                                              JUN 30, 04
                                             -------------
                ADVANCE FROM HJT                  1,200.00
                ADVANCE FROM TPI ASST            16,062.86
                PROP.TAX PAY-POST PETITION       18,042.98
                SALES TAX PAYABLE                   -13.86
                                             -------------
            TOTAL OTHER CURRENT LIABILITIES     102,836.59
                                             -------------

        TOTAL CURRENT LIABILITIES               102,836.59
        LONG TERM LIABILITIES
            FATCO  - NOTE. PAY                   85,000.00
            TRANSEQUITY GROUP                    33,200.00
                                             -------------
        TOTAL LONG TERM LIABILITIES             118,200.00
                                             -------------

    TOTAL LIABILITIES                           221,036.59

    EQUITY
        GEN. PART.LP CONTRIBUTION                   500.00
        GENERAL PARTNER CONT.                    25,253.00
        LIMITED PARTNER CONTRIBUTION          2,524,800.00
        PREVIOUS RETAIN EARNINGS             -2,033,538.83
        NET INCOME                               -5,412.87
                                             -------------
    TOTAL EQUITY                                511,601.30
                                             -------------

TOTAL LIABILITIES & EQUITY                      732,637.89
                                             =============


                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 June 30, 2004


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

                                 June 30, 2004


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

                                 June 30, 2004


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
                                                                        -------
                                                                        $25,253
                                                                        =======

            As of June 30, 2004, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of June 30, 2004 are as follows:


              Florence Blvd. & Los Hermanos                        146,392.17*
                                                                  ------------
                                                                  $146,392.17

            *received water company refund and proceeds were used to offset acquisition costs of land

NOTE 4:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of June 30, 2004 are as follows:

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

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 June 30, 2004

                            Partners' Capital                         $517,014
                                                                      ========

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

                                 June 30, 2004


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

NOTE 8: Transequity Group, Inc., as the holding company of the corporate general partner, has advanced operating funds of $33,200.00 to the partnership as of June 30, 2004.

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

                                 June 30, 2004




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

                                 June 30, 2004



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP




By:  /s/ Herve J. R. Tessier
     --------------------------------
     Herve J. R. Tessier

Date:       June 30, 2004
     --------------------