Form 10-Q
period 2004-09-30
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2004-11-15
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-Q



For the Period Ended September 30, 2004, Commission file number:  33-18688
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


Yes         X                              No
       -----------                               -----------

                   TPI Land Development IV
                        Balance Sheet
                   As of September 30, 2004

                                              SEP 30, 04
                                             -------------
ASSETS
    CURRENT ASSETS
        CHECKING/SAVINGS
            CHECKING-BANK ONE#0887-6373         315,904.59
                                             -------------
        TOTAL CHECKING/SAVINGS                  315,904.59

        OTHER CURRENT ASSETS
            CONT. REC. TESSIER PROPERTIES        25,000.47
            CONT. REC.-HJTESSIER                    252.53
                                             -------------
        TOTAL OTHER CURRENT ASSETS               25,253.00
                                             -------------

    TOTAL CURRENT ASSETS                        341,157.59
    FIXED ASSETS
        CASA GRANDE LAND -CITY DED.             136,148.00
                                             -------------
    TOTAL FIXED ASSETS                          136,148.00

    OTHER ASSETS
        LOAN FEES-MODIFICATION
            ACCUM. AMORT.-LOAN MODIFIC.         -10,529.79
            LOAN FEES-MODIFICATION - OTHER       10,529.79
                                             -------------
        TOTAL LOAN FEES-MODIFICATION                  0.00

        LOAN ORIG FEE-CAMBRIA
            ACCUM.AMORT.-LOAN FEE C             -38,000.00
            LOAN ORIG FEE-CAMBRIA - OTHER        38,000.00
                                             -------------
        TOTAL LOAN ORIG FEE-CAMBRIA                   0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST     -30,135.74
            ORGANIZATIONAL COSTS - OTHER         30,135.74
                                             -------------
        TOTAL ORGANIZATIONAL COSTS                    0.00

        SYNDICATION COSTS-COMMISION             239,856.00
        SYNDICATION COSTS-DUE DILIGENCE          22,312.13
        SYNDICATION COSTS-LEGAL                  62,932.39
        SYNDICATION COSTS-OTHER                  98,791.09
                                             -------------
    TOTAL OTHER ASSETS                          423,891.61
                                             -------------

TOTAL ASSETS                                    901,197.20
                                             =============
LIABILITIES & EQUITY
    LIABILITIES
        CURRENT LIABILITIES
            OTHER CURRENT LIABILITIES
                ACCTS. PAYABLE-PRE PET. 7/95     58,598.71
                ACCTS.PAY-POST PET. 7/95          8,945.90
                ADVANCE FROM HJT                  1,200.00


                   TPI Land Development IV
                        Balance Sheet
                   As of September 30, 2004

                                              SEP 30, 04
                                             -------------
                ADVANCE FROM TPI ASST            11,928.25
                PROP.TAX PAY-POST PETITION       18,042.98
                SALES TAX PAYABLE                   -13.86
                                             -------------
            TOTAL OTHER CURRENT LIABILITIES      98,701.98
                                             -------------

        TOTAL CURRENT LIABILITIES                98,701.98

        LONG TERM LIABILITIES
            FATCO  - NOTE. PAY                   85,000.00
            TRANSEQUITY GROUP                     4,134.61
                                             -------------
        TOTAL LONG TERM LIABILITIES              89,134.61
                                             -------------

    TOTAL LIABILITIES                           187,836.59

    EQUITY
        GEN. PART.LP CONTRIBUTION                   500.00
        GENERAL PARTNER CONT.                    25,253.00
        LIMITED PARTNER CONTRIBUTION          2,524,800.00
        PREVIOUS RETAIN EARNINGS             -2,033,538.83
        NET INCOME                              196,346.44
                                             -------------
    TOTAL EQUITY                                713,360.61
                                             -------------

TOTAL LIABILITIES & EQUITY                      901,197.20
                                             =============


                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                              September 30, 2004


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

                              September 30, 2004


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

                              September 30, 2004


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
                                                                        -------
                                                                        $25,253
                                                                        =======

            As of September 30, 2004, the general partners had not made their capital contributions. The contributions will be paid prior to the partnership dissolution. Interest is not charged on the contributions due.

NOTE 3:     LAND
            ----

            Costs incurred by the Partnership for acquisition of land as of September 30, 2004 are as follows:


              Florence Blvd. & Los Hermanos                        146,392.17*
                                                                  -----------
                                                                  $146,392.17
                                                                  ===========

            *received water company refund and proceeds were used to offset acquisition costs of land

NOTE 4:     PARTNERS' CAPITAL

            Partners' capital contributions received and subscribed as of September 30, 2004 are as follows:

              Limited partners contribution                        $ 2,525,300
              General partners contribution                             25,253
              Prior years retained earning(loss)                    (2,008,802)
               Current Year profit (loss)                            (24736.38)
                            Partners' Capital                         $517,014
                                                                    ==========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                              September 30, 2004

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

            This partnership is obligated under a promissory note for $30,000 dated March 18, 1991, secured by a deed of trust on partnership land, payable in quarterly installments of interest at 15% per annum. Unpaid interest to accrue to principal. Unless sooner paid, the entire unpaid interest and principal shall be due and payable on March 18, 1994. The principal balance as of September 30, 1994 is $30,000.

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

                              September 30, 2004


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

NOTE 8: Transequity Group, Inc., as the holding company of the corporate general partner, has advanced operating funds of $33,200.00 to the partnership as of September 30, 2004.

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

                              September 30, 2004




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

                              September 30, 2004




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP




By:  /s/ Herve J. R. Tessier
     --------------------------------
     Herve J. R. Tessier

Date:       September 30, 2004
        ----------------------