Form 10-K
period 2004-12-31
TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
filed 2005-02-22
CIK 825668

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K


For the Period Ended December 31, 2004, Commission file number:  33-18688

                 TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

ARIZONA                                          86-0602485
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


Yes         X                              No
    -----------------                         -----------------


                   TPI Land Development IV
                        Balance Sheet
                   As of December 31, 2004

                                             DEC 31, 04
                                            -------------
ASSETS
    OTHER ASSETS
        LOAN FEES-MODIFICATION
            ACCUM. AMORT.-LOAN MODIFIC.        -10,529.79
            LOAN FEES-MODIFICATION - OTHER      10,529.79
                                            -------------
        TOTAL LOAN FEES-MODIFICATION                 0.00

        LOAN ORIG FEE-CAMBRIA
            ACCUM.AMORT.-LOAN FEE C            -38,000.00
            LOAN ORIG FEE-CAMBRIA - OTHER       38,000.00
                                            -------------
        TOTAL LOAN ORIG FEE-CAMBRIA                  0.00

        ORGANIZATIONAL COSTS
            ACCUM. AMORT.-ORGANIZATION COST    -30,135.74
            ORGANIZATIONAL COSTS - OTHER        30,135.74
                                            -------------
        TOTAL ORGANIZATIONAL COSTS                   0.00

    TOTAL OTHER ASSETS                               0.00
                                            -------------

TOTAL ASSETS                                         0.00
                                            =============

LIABILITIES & EQUITY
    EQUITY
        FINAL DISTRIBUTION 2004               -227,232.00
        GEN. PART.LP CONTRIBUTION                  500.00
        GENERAL PARTNER CONT.                   25,253.00
        LIMITED PARTNER CONTRIBUTION         2,524,800.00
        PREVIOUS RETAIN EARNINGS            -2,033,538.83
        NET INCOME                            -289,782.17
                                            -------------
    TOTAL EQUITY                                     0.00
                                            -------------

TOTAL LIABILITIES & EQUITY                           0.00
                                            =============

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2004


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

                               December 31, 2004


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


NOTE 2:     PARTNERS' CAPITAL
            -----------------

            Partners' capital contributions received and subscribed as of December 31, 2004 are as follows:

              Limited partners contribution                       $ 2,525,300
              General partners contribution                            25,253
              Prior years retained earning(loss)                   (2,008,802)
               Current Year profit (loss)                           (24736.38)
                            Partners' Capital                        $517,014
                                                                  ===========

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2004

NOTE 3:     NOTE PAYABLE
            ------------

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

NOTE 4:     On   June   26,   1995,   the  partnership  filed  a  petition  for
            reorganization under Chapter 11 of the Bankruptcy Code. In May, 1997, the partnership emerged from Chapter 11 Bankruptcy.

NOTE 5: On May 10, 1996, the property at 32nd Street and Baseline Rd. was foreclosed upon by the noteholder, Mr. Hicks.

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2004


NOTE 6: On May 1, 1997, the Partnership borrowed $250,000 from TPI Land Investors I L.P. and $310,000 from TPI Land Investors II on a first trust deed basis secured by the Partnership's remaining real estate parcel in Casa Grande, Arizona. The proceeds from the note were used to replace the Ogsbury note, and thus refinance the Partnership and allow it to emerge from Chapter 11 Bankruptcy.
            During February 1998, a further $20,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note. During 2000, an additional $370,000 was loaned to the Partnership by TPI Land Investors II under the terms of this note. These notes were satisfied during 2002 by the deeding of property to TPI I and TPI II.

NOTE 7: In September 2004 the final remaining property owned by the partnership was sold for $340,000. After the partnerships debts and obligations were paid the remaining monies were distributed to the limited partners. On December 31, 2004 the limited partners were distributed $9.00 per unit on an initial investment of $100.00 per unit.

NOTE 8:     On  December  31,  2004  the  partnership  ceased   operations   in
            accordance with the Partnership Agreement.

                  TPI LAND DEVELOPMENT IV LIMITED PARTNERSHIP
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               December 31, 2004


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

Date:       December 31, 2004
      -----------------------